Form 10-K
MERRILL LYNCH MORT INVEST INC MORT LN AS BA CERT SE 03 WMC2
filed 2004-03-30
CIK 1225791

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2003

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-101760-04


        Merrill Lynch Mortgage Investors, Inc.
        Mortgage Loan Asset-Backed Certificates
        Series 2003-WMC2 Trust

     (Exact name of registrant as specified in its charter)


   New York                                         54-2105551
                                                    54-2105550
                                                    54-6540606
  (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                    Identification No.)

   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, Maryland                                21045
  (Address of principal executive offices)     (Zip Code)


  Registrant's telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

       NONE.



  Securities registered pursuant to Section 12(g) of the Act:

       NONE.



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes  X       No ___



  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         Not applicable.



  Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
    Yes___       No X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.


         Not applicable.




  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Not applicable.



  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

         Not applicable.










                                   PART I

  Item 1.  Business.

            Omitted.

  Item 2.  Properties.

            See Item 15(a), Exhibits 99.1, 99.2, and 99.3, for information provided in lieu of information required by Item 102 of Regulation S-K.



  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.





  Item 4.  Submission of Matters to a Vote of Security Holders.


            None.

                                PART II


  Item 5.  Market for Registrant's Common Equity and Related Stockholder
           Matters.


            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2003, the number of holders of record for each class of Certificate were as follows:


             Class A1                             3
             Class A2                            14
             Class B1                             5
             Class B2                             4
             Class M1                             5
             Class M2                             6
             Class N                              1
             Class R                              1
             Class X                              1

             Total:                              40


  Item 6.  Selected Financial Data.

            Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.

  Item 8.  Financial Statements and Supplementary Data.

            See Item 15(a), Exhibits 99.1, 99.2, 99.3, for information provided in lieu of information required by Item 302 of Regulation S-K.




  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.

  Item 9A. Controls and Procedures.

            Not applicable.


                                PART III


  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management.

            Not applicable.


  Item 13. Certain Relationships and Related Transactions.

            Not applicable.

  Item 14. Principal Accounting Fees and Services.

            Not applicable.


                                PART IV


  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Exhibits

     (31.1) Rule 13a-14(a)/15d-14(a) Certification

     (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2003.


       a) Litton Loan Servicing, as Servicer <F1>

     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards for the year ended December 31, 2003.


       a) Litton Loan Servicing, as Servicer <F1>

     (99.3) Annual Statements of Compliance under the Pooling and Servicing
            Agreements for the year ended December 31, 2003.


       a) Litton Loan Servicing, as Servicer <F1>


     (99.4) Aggregate Statement of Principal and Interest Distributions to
            Certificate Holders.


   (b) On November 7, 2003, December 9, 2003, and January 9, 2004 reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.


   (c) Not applicable.


   (d) Omitted.



  <F1> Filed herewith.






                                SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



     Merrill Lynch Mortgage Investors, Inc.
     Mortgage Loan Asset-Backed Certificates
     Series 2003-WMC2 Trust
     (Registrant)



  Signed: Merrill Lynch Mortgage Investors Inc. as Depositor


  By:     Matthew Whalen, Chairman and President

  By: /s/ Matthew Whalen, Chairman and President

  Dated: March 30, 2004




  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
  SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.


  (a)(i) No annual report is provided to the Certificateholders other than with respect to aggregate principal and interest distributions.


  (a)(ii) No proxy statement, form of proxy or other proxy soliciting material has been sent to any Certificateholder with respect to any annual or other meeting of Certificateholders.




Exhibit Index

Exhibit No.

  Ex-31.1 Rule 13a-14(a)/15d-14(a) Certification


  I, Matthew Whalen, certify that:

  1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Merrill Lynch Mortgage Investors, Inc. Mortgage Loan Asset-Backed Certificates, Series 2003-WMC2 Trust;

  2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

  3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing or similar, agreement, for inclusion in these reports is included in these reports;

  4. Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing, or similar, agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement; and

  5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     Litton Loan Servicing LP as Servicer and Wells Fargo Bank Minnesota, N.A. as Trustee.

     Date: March 30, 2004

     /s/ Matthew Whalen
     Signature

     Chairman and President
     Title




Ex-99.1 (a)

(logo) Deloitte
Deloitte & Touche LLP Suite 2300
333 Clay Street
Houston, TX 77002-4196 USA
Tel: +17139822000 Fax:+17139822001 www.deloitte.com

INDEPENDENT AUDITORS' REPORT

Partners of Litton Loan Servicing LP

We have examined management's assertion about Litton Loan Servicing LP's (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers as of and for the year ended December 31,2003, included in the accompanying management assertion. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2003 is fairly stated, in all material respects.


Deloitte and Touch LLP
February 20, 2004




Ex-99.2 (a)

(LOGO) Litton Loan Servicing LP An affiliate of C-Bass.

4828 Loop Central Drive
Houston, Texas 77081
Telephone 713 960 9676  Fax 713966-8830

February 20, 2004

Deloitte & Touche
333 Clay
Suite 2300
Houston, Texas 77002

As of and for the period ended December 31,2003, Litton Loan Servicing LP (the Company) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for the period, Litton Loan Servicing LP had in effect fidelity bond in the amount of $20,000,000 and errors and omissions policy in the amount of $20,000,000.



/s/ Larry B.  Litton
Larry B.  Litton
CEO



/s/ Janice McClure
Janice McClure
Senior Vice President






Ex-99.3 (a)

LLS   (logo)                                            Telephone (713) 960-9676
LITTON LOAN SERVICING LP                                      Fax (713) 960-0539
An affiliate of C-BASS

4828 Loop Central Drive
Houston, Texas 77081

February 19, 2004

Thomas Andrew Gibson
Wells Fargo Bank Minnesota, National Association
9062 Old Anapolis Road
Columbia, MD 21045-1951

RE: MLMI 2003-WMC2, Merrill Lynch Mortgage Investors Trust, Mortgage Loan Asset-Backed Certificates

To Whom It May Concern:

The undersigned officer of Litton Loan Servicing LP provides the Annual Statement as to Compliance as required by the Pooling and Servicing Agreement for the above referenced security and certifies that (i) a review of the activities of the Servicer during such preceding fiscal year (or such shorter period in the case of the first such report) and of performance under this Agreement has been made under my supervision, and (ii) to the best of my knowledge, based on such review, the Servicer has fulfilled all its obligations under this Agreement for 2003.

Sincerely,

/s/ Janice McClure                      /s/ Ann Kelley
Janice McClure                          Ann Kelley
Senior Vice President                   Secretary







Ex-99.4
   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                              Interest             Principal               Losses             Ending Balance
   A1                             3,260,142.44         63,122,240.45                 0.00             236,877,759.55
   A2                             3,254,887.54         67,203,402.97                 0.00             245,879,597.03
   B1                               563,816.68                  0.00                 0.00              18,923,000.00
   B2                               350,896.40                  0.00                 0.00              11,353,000.00
   M1                               821,083.49                  0.00                 0.00              54,878,000.00
   M2                               903,996.05                  0.00                 0.00              39,737,000.00
   N                              2,510,281.70         29,745,344.51                 0.00              23,754,655.48
   R                                      0.10                100.00                 0.00                       0.00
   X                                      0.00                  0.00                 0.00              18,922,432.90